Form 10QSB
period 2002-03-31
EFFECTIVE SPORT NUTRITION CORP
filed 2002-05-20
CIK 1143040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 For the transition period from _________ to ___________

    Commission File Number: 000-49718

                      Effective Sport Nutrition Corporation
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               45-0460095
------                                                               ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                1928 Oakland Drive, Bismarck, North Dakota 58504
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (701) 222-3446
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 20, 2002, there were 12,184,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      EFFECTIVE SPORT NUTRITION CORPORATION


                                  BALANCE SHEET

                                 MARCH 31, 2002

                                   (UNAUDITED)

                                     ASSETS
                                     ------

Current assets
    Cash                                                               $  5,525
    Inventory                                                               500
                                                                       --------

       Total current assets                                               6,025

Other assets                                                                ---
                                                                       --------

          Total assets                                                 $  6,025
                                                                       ========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
    Accounts payable and accrued expenses                              $    975
    Due to officer                                                        1,000
                                                                       --------

       Total current liabilities                                          1,975

Contingencies

6% Redeemable stock, at fair value                                       34,450

Stockholders' Deficit
    Common stock, $.001 par value;
       Authorized shares-- 25,000,000
       Issued and outstanding shares-- 12,184,000                        12,054
    Additional paid-in capital                                            6,552
    Accumulated deficit                                                 (49,006)
                                                                       --------

       Total stockholders' deficit                                      (30,400)
                                                                       --------

          Total liabilities and stockholders' deficit                  $  6,025
                                                                       ========



                 See accompanying notes to financial statements.

                      EFFECTIVE SPORT NUTRITION CORPORATION


                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                           2002            2001
                                                   ------------    ------------
Net revenues                                       $      2,973    $      5,101

Cost of goods sold                                        1,042           4,186
                                                   ------------    ------------

       Gross profit                                       1,931             915

Operating expenses
     Occupancy                                              340             342
     Office expense                                       2,013             239
     Professional fees                                    3,850           6,377
     Taxes                                                  ---             250
                                                   ------------    ------------

       Total operating expenses                           6,203           7,208
                                                   ------------    ------------

Loss from operations                                     (4,272)         (6,293)

Provision for income tax expense (benefit)                  ---             ---
                                                   ------------    ------------

Net loss/comprehensive loss                        $     (4,272)   $     (6,293)
                                                   ============    ============

Net loss/comprehensive loss per common share--
   basic and diluted                               $         --    $        ---
                                                   ============    ============

Weighted average of common shares--
   basic and diluted                                 12,184,000      12,050,000
                                                   ============    ============




                See accompanying notes to financial statements.

                      EFFECTIVE SPORT NUTRITION CORPORATION


                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         2002              2001
                                                      -------           -------
Cash flows from operating activities
    Net loss                                          $(4,272)          $(6,293)
    Adjustments  to  reconcile  net  loss to net
       cash used in  operating activities
    Expenses paid and contributed by officer            4,190             6,377
    Changes in operating assets and liabilities
       Decrease in inventory                            1,500                21
       Increase (decrease) in accounts payable and
         accrued expenses                                (745)              392
                                                      -------           -------

          Net cash provided by operating activities       673               497

Cash flows from investing activities
    Net assets contributed by proprietorship              ---             1,331
                                                      -------           -------

          Net cash provided by investing activities       ---             1,331

Cash flows from financing activities
    Advances received from officer                      1,000               ---
                                                      -------           -------

          Net cash provided by financing activities     1,000               ---
                                                      -------           -------

Net increase in cash                                    1,673             1,828

Cash, beginning of period                               3,852             2,426
                                                      -------           -------

Cash, end of period                                   $ 5,525           $ 4,254
                                                      =======           =======


Supplemental disclosure of cash flow information
    Income taxes paid                                 $   ---           $   ---
                                                      =======           =======
    Interest paid                                     $   ---           $   ---
                                                      =======           =======



                See accompanying notes to financial statements.

                      EFFECTIVE SPORT NUTRITION CORPORATION


                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (UNAUDITED)

Note 1 - NATURE OF OPERATIONS

         Effective Sport Nutrition Corporation (the "Company"), a Nevada corporation, sells nutritional supplements and products. The Company was incorporated on March 1, 2001 and is located in Bismarck, North Dakota.



NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 and 2001. These financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 included in the Company's annual report on Form 10-KSB.



NOTE 3 - CONTINGENCIES

         The Company occupies office space within an officer's residence. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying statement of operations for the three months ended March 31, 2002 and 2001.

         The Company's sales of nutritional supplements and products contain an unconditional money back guarantee. The Company represents that it has not had any history of returns that would be considered material to the accompanying financial statements.



Note 4 - INCORPORATION AND ACQUISITION OF NET ASSETS

         On March 1, 2001, the Company incorporated within the State of Nevada. Pursuant to its incorporation, the proprietor contributed the net assets of the Company to the newly formed corporation in exchange for 6,000,000 shares of common stock with a par value of $.001. The assets and related liabilities of the Company were contributed at historical costs including cash of approximately $3,300 at its fair value.

                      EFFECTIVE SPORT NUTRITION CORPORATION


                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (UNAUDITED)

NOTE 5 - 6% REDEEMABLE STOCK

The Company's North Dakota stockholders were granted rescission rights by the North Dakota Securities Commissioner in connection with their purchases of the Company's common stock under its March 22, 2001 Private Placement Memorandum due to the Company's failure to timely file the Offering document with that state. As a result, the Company was fined $2,000 and would be required to return the North Dakota stockholders' investments, with interest computed at an annual rate of 6% from the date of their investments, should the stockholders (individually or in the aggregate) exercise these rights. Accordingly, these amounts have been separately stated on the Company's balance sheet pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and it's Financial Reporting Policy ("FRC"), P. 211.01. The total amount received by the Company from its North Dakota stockholders was $32,500. Interest accrued on this amount was approximately $1,950 through March 31, 2002. Management does not currently expect the North Dakota stockholders to exercise their rights.

Item 2.  Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

We are a mail order source of vitamin products, nutritional supplements and minerals. Our products are typically priced at discounts ranging from 20% to 40% less than manufacturers' suggested retail prices. We offer our customers reliable product delivery, superior customer service and a convenient and informative shopping experience. We offer an extensive selection of vitamins, nutritional supplements and minerals, including premium brand products, a comprehensive line of herbal formulas, homeopathic products, personal care items, body building supplements, and healthcare products.

In addition to expanding our marketing efforts to include traditional distribution channels for our products, such as health food stores and fitness centers, we intend to develop an Internet presence to both market and distribute our products. We anticipate that our proposed website will link consumers to health-related informational websites, as well as links to third-party information sources designed to assist consumers in making informed health and fitness decisions.

Liquidity and Capital Resources. We had cash of $5,525 as at March 31, 2002. Our total assets were approximately $6,025 as at March 31, 2002. Inventory represented approximately $500 of our total assets. Our only internal source of capital includes revenues of approximately $2,973 for the three-month period ended March 31, 2002. Our only material commitments for capital expenditures are our day-to-day expenditures. The sources of funds for those day-to-day expenditures are our available cash and revenues generated. We believe that our available cash coupled with our revenues generated are sufficient to pay our day-to-day expenditures.

Our total liabilities were approximately $1,975 as at March 31, 2002. As of that date, accounts payable and accrued expenses represented approximately $975 of our total liabilities, and $1,000 was due to an officer. We also had a long term contingency of $34,450 for 6% redeemable stock as at March 31, 2002.

Results of Operations.

Revenues. We realized revenues of approximately $2,973 from products that we sold during the three months ended March 31, 2002, compared to revenues of approximately $5,101 for the three months ended March 31, 2001. Our cost of goods sold for the three months ended March 31, 2002 was $1,042, compared to $4,186 for the period ended March 31, 2001. Therefore, our gross profit for the three months ended March 31, 2002 was $1,931, compared to $915 for the same period ended March 31, 2001. We believe that the decrease in revenues for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, was the result of our officers focusing their attention on other areas of our business.

Operating Expenses. For the three months ended March 31, 2002, our total operating expenses were approximately $6,203, compared to total expenses of approximately $7,208 for the three months ended March 31, 2001. The decrease in those expenses was due primarily to the lesser amounts paid in professional fees during the three months ended March 31, 2002, which was approximately $3,850 for that period, compared to $6,377 for the same period ended March 31, 2001. We also had $340 in occupancy expenses for the period ended March 31, 2002, compared to $342 for the same period ended March 31, 2001, and $2,013 in office expenses for the three months ended March 31, 2002, compared to $239 in the same period ended March 31, 2001. Therefore, our net loss from operations was $4,272 for the three months ended March 31, 2002, compared to a net loss of approximately $6,293 for the three months ended March 31, 2001.

Our results of operations may vary from period to period because of a variety of factors, including but not limited to our introduction of new products and services, cost increases from third-party service providers, changes in marketing and sales expenditures, acceptance of our products, competitive pricing pressures, the interest in and use of our products and services and general economic and industry conditions that affect customer demand and preferences. We cannot guaranty that we will successfully implement our business plan in a timely or effective manner, or generate sufficient interest in our products and services, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue our operations.

Our Plan of Operation for the Next Twelve Months. We are currently a mail order source of vitamin products and content related to vitamins, nutritional supplements and minerals. We are currently seeking to expand our operations.

To effectuate our business plan during the next twelve months, we must increase our current customer base, as well as acquire additional employees or independent contractors and equipment so that we may accommodate our expanded customer base. We anticipate that we will use revenues generated to expand our operations. However, we may not be able to expand our operations effectively. Our failure to market and promote our services will harm our business and future financial performance.

Our cash requirements are approximately $1,400 per month. In the opinion of management, available funds coupled with our expected resources will satisfy our working capital requirements through August 2002. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

We are not currently conducting any research and development activities, and do not anticipate conducting such activities in the near future unless we begin development of our proposed website. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time, except for the following:

In July 2001, we were contacted by the State of North Dakota Securities Commissioner regarding the sale of our securities in North Dakota. The North Dakota Securities Commissioner requested certain information, including, but not limited to, information on all persons who purchased our shares in the State of North Dakota and the dates of those purchases. In August 2001, we provided responses to the State of North Dakota's inquiries. The North Dakota Securities Commissioner believes that we failed to timely notify the North Dakota Securities Commissioner of securities sales pursuant to Regulation D, Rule 506. In September 2001, we signed a consent order and paid a fine of $2,000.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Effective Sport Nutrition Corporation,
                                  a Nevada corporation



May 20, 2002                     By:      /s/ Don Saunders
                                           -----------------------------------
                                           Dan Saunders
                                  Its:     President, Treasurer, Director