Form 10QSB
period 2002-06-30
EFFECTIVE SPORT NUTRITION CORP
filed 2002-08-14
CIK 1143040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 For the transition period from             to
                                                  -------------  --------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 13, 2002, there were 12,184,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------





                      EFFECTIVE SPORT NUTRITION CORPORATION


                                  BALANCE SHEET

                                  JUNE 30, 2002

                                   (UNAUDITED)

                                     ASSETS
                                     ------
Current assets
   Cash                                                           $       5,168
   Inventory                                                                800
                                                                  --------------

       Total current assets                                               5,968

Other assets                                                                ---
                                                                  --------------

          Total assets                                            $       5,968
                                                                  ==============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
   Accounts payable and accrued expenses                          $         895
   Due to officer                                                           829
                                                                  --------------

       Total current liabilities                                          1,724

Commitments and contingencies

6% Redeemable stock, at fair value                                       35,000

Stockholders' Deficit
    Common stock, $.001 par value;
       Authorized shares-- 25,000,000
       Issued and outstanding shares-- 12,184,000                        12,054
    Additional paid-in capital                                            8,142
    Accumulated deficit                                                 (50,952)
                                                                  --------------

       Total stockholders' deficit                                      (30,756)
                                                                  --------------

          Total liabilities and stockholders' deficit             $       5,968
                                                                  ==============




                See accompanying notes to financial statements.

                      EFFECTIVE SPORT NUTRITION CORPORATION


                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                      THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------------     ----------------------------------
                                                         2002              2001                 2002            2001
                                                  ---------------     -------------     ---------------     --------------
Net revenues                                      $        2,638      $       4,661     $         5,611     $        9,762

Cost of goods sold                                         2,380              3,831               3,422              8,017
                                                  ---------------     -------------     ---------------     --------------

       Gross profit                                          258                830               2,189              1,745

Operating expenses
   Consulting services                                       ---             34,500                 ---             34,500
   Occupancy                                                 340                340                 680                682
   Office expense                                            614                381               2,627                620
   Professional fees                                       1,250                ---               5,100              6,377
   Taxes                                                     ---                135                 ---                385
                                                  ---------------     -------------     ---------------     --------------

    Total operating expenses                               2,204             35,356               8,407             42,564
                                                  ---------------     -------------     ---------------     --------------

Loss from operations                                      (1,946)           (34,526)             (6,218)           (40,819)

Provision for income tax expense (benefit)                   ---                ---                 ---                ---
                                                  ---------------     -------------     ---------------     --------------

Net loss/Comprehensive loss                       $       (1,946)     $     (34,526)    $        (6,218)    $      (40,819)
                                                  ===============     ==============    ===============     ==============

Pro forma net income (loss)/comprehensive
income (loss) per common share-- basic and
diluted                                           $          ---      $         ---     $           ---     $          ---
                                                  ===============     ==============    ===============     ==============

Pro forma weighted average of common shares--
basic and diluted                                     12,184,000         12,171,000          12,184,000         12,111,000
                                                  ===============     ==============    ===============     ==============




                See accompanying notes to financial statements.

                      EFFECTIVE SPORT NUTRITION CORPORATION


                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                             -----------------------------------
                                                                                   2002                2001
                                                                             ---------------      --------------
Cash flows from operating activities
   Net loss                                                                  $        (6,218)     $      (40,819)
   Adjustments  to  reconcile  net loss to net cash used in  operating activities
    Cost of services paid with common stock                                              ---               6,377
    Expenses contributed by officer                                                    5,780                 682
    Changes in operating assets and liabilities
       (Increase) decrease in inventory                                                1,200                 357
       (Decrease) in accounts payable and accrued expenses                              (275)               (765)
                                                                             ---------------      --------------

          Net cash provided (used) by operating activities                               487             (34,168)

Cash flows from investing activities
   Net assets contributed by proprietorship,
       net of cash balances acquired                                                     ---               1,331
                                                                             ---------------      --------------
          Net cash provided (used) by investing activities                               ---               1,331

Cash flows from financing activities
   Net advances from officer                                                             829                 ---
   Proceeds from issuance of common stock                                                ---              33,500
                                                                             ---------------      --------------

          Net cash provided by financing activities                                      829              33,500
                                                                             ---------------      --------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                         1,316                 663

Cash, beginning of period                                                              3,852               2,426
                                                                             ---------------      --------------

Cash, end of period                                                          $         5,168      $        3,089
                                                                             ===============      ==============

Supplemental disclosure of cash flow information
    Income taxes paid                                                        $           ---      $          ---
                                                                             ===============      ==============
    Interest paid                                                            $           ---      $          ---
                                                                             ===============      ==============




                See accompanying notes to financial statements.

                      EFFECTIVE SPORT NUTRITION CORPORATION


                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   (UNAUDITED)

Note 1 - NATURE OF OPERATIONS

         Effective Sport Nutrition Corporation (the "Company"), a Nevada corporation, sells nutritional supplements and products. The Company was incorporated on March 1, 2001 and is located in Bismarck, North Dakota.


NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 and 2001. These financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 included in the Company's annual report on Form 10-KSB.


NOTE 3 - CONTINGENCIES

         The Company occupies office space within an officer's residence. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying statement of operations for the three and six months ended June 30, 2002 and 2001.

         The Company's sales of nutritional supplements and products contain an unconditional money back guarantee. The Company represents that it has not had any history of returns that would be considered material to the accompanying financial statements.


NOTE 4 - 6% REDEEMABLE STOCK

         The Company's North Dakota stockholders were granted rescission rights by the North Dakota Securities Commissioner in connection with their purchases of the Company's common stock under its March 22, 2001 Private Placement Memorandum due to the Company's failure to timely file the Offering document with that state. As a result, the Company was fined $2,000 and would be required to return the North Dakota stockholders' investments, with interest computed at an annual rate of 6% from the date of their investments, should the stockholders (individually or in the aggregate) exercise these rights. Accordingly, these amounts have been separately stated on the Company's balance sheet pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and it's Financial Reporting Policy ("FRC"), P. 211.01. The total amount received by the Company from its North Dakota stockholders was $32,500. Interest accrued on this amount was approximately $2,500 through June 30, 2002. Management does not currently expect the North Dakota stockholders to exercise their rights.

Item 2.  Plan of Operation
--------------------------

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

Liquidity and Capital Resources. We had cash of $5,168 as at June 30, 2002. Our total assets were approximately $5,968 as at June 30, 2002. Inventory represented approximately $800 of our total assets. Our only internal source of capital includes revenues from our sales. Our revenues for the six-month period ended June 30, 2002 were approximately $5,611. Our only material commitments for capital expenditures are our day-to-day expenditures. The sources of funds for those day-to-day expenditures are our available cash and revenues generated. We believe that our available cash coupled with our revenues generated are sufficient to pay our day-to-day expenditures.

Our total liabilities were approximately $1,724 as at June 30, 2002. As of that date, accounts payable and accrued expenses represented approximately $895 of our total liabilities, and $829 was due to an officer. We also had a long term contingency of $35,000 for 6% redeemable stock as at June 30, 2002.

Results of Operations.

Revenues. We realized revenues of approximately $5,611 from products that we sold during the six months ended June 30, 2002, compared to revenues of approximately $ 9,762 for the six months ended June 30, 2001. Our cost of goods sold for the six months ended June 30, 2002 was $3,422, compared to $ 8,017 for the period ended June 30, 2001. Therefore, our gross profit for the six months ended June 30, 2002 was $2,189, compared to $1,745 for the same period ended June 30, 2001.

Operating Expenses. For the six months ended June 30, 2002, our total operating expenses were approximately $8,407, compared to total expenses of approximately $42,564 for the six months ended June 30, 2001. The decrease in those expenses was due primarily to the lesser amount paid in consulting fees during the six months ended June 30, 2002, which was zero for that period, compared to $34,500 for the same period ended June 30, 2001. This amount was directly related to the private funding we received. We also had $680 in occupancy expenses for the period ended June 30, 2002, compared to $682 for the same period ended June 30, 2001, and $2,627 in office expenses for the six months ended June 30, 2002, compared to $620 in the same period ended June 30, 2001. Therefore, our net loss from operations was $6,218 for the six months ended June 30, 2002, compared to a net loss of approximately $ 40,819 for the six months ended June 30, 2001.

Our results of operations may vary from period to period because of a variety of factors, including but not limited to our introduction of new products and services, cost increases from third-party service providers, changes in marketing and sales expenditures, acceptance of our products, competitive pricing pressures, the interest in and use of our products and services and general economic and industry conditions that affect customer demand and preferences. We cannot guaranty that we will successfully implement our business plan in a timely or effective manner, or generate sufficient interest in our products and services, or that we will be able to market and sell enough products and services to generate sufficient revenues.

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

Our cash requirements are approximately $1,400 per month. In the opinion of management, available funds coupled with our expected resources will satisfy our working capital requirements through October 2002. We believe our officers will pay our expenses through the next twelve months if we have no other source of funds available to us, although they are not required to do so. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

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

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
---------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Effective Sport Nutrition Corporation,
                                        a Nevada corporation



August 13, 2002                By:      /s/ Dan Saunders
                                        -----------------------------------
                                        Dan Saunders
                              Its:      President, Treasurer, Director

                                 CERTIFICATIONS

I, Dan Saunders, certify that:

1. I have read this quarterly report on Form 10-QSB of Effective Sport Nutrition Corporation;

2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

For purposes of this certification, the information is "important to a reasonable investor" if:

(a) There is substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: August 13, 2002
                                            By:      /s/ Dan Saunders
                                                     ---------------------------
                                                     Dan Saunders
                                            Its:     Chief Executive Officer and
                                                     Chief Financial Officer