Form 10QSB
period 2002-09-30
EFFECTIVE SPORT NUTRITION CORP
filed 2002-11-19
CIK 1143040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from           to
                                                       -----------  -----------

    Commission File Number: 000-49718

                      Effective Sport Nutrition Corporation
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               45-0460095
------                                                               ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                     1928 Oakland Drive, Bismarck, North Dakota 58504
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                 (701) 222-3446
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 19, 2002, there were 12,184,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------









                      EFFECTIVE SPORT NUTRITION CORPORATION


                                  BALANCE SHEET

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)

                                     ASSETS
                                     ------
Current assets
   Cash                                                           $       4,433
   Inventory                                                                800
                                                                  -------------

       Total current assets                                               5,233

Other assets                                                                671
                                                                  -------------

          Total assets                                            $       5,904
                                                                  =============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
   Accounts payable and accrued expenses                          $       5,652
                                                                  -------------

       Total current liabilities                                          5,652

Commitments and contingencies

6% Redeemable stock, at fair value                                       35,500

Stockholders' Deficit
    Common stock, $.001 par value;
       Authorized shares-- 25,000,000
       Issued and outstanding shares-- 12,184,000                        12,054
    Additional paid-in capital                                            7,982
    Accumulated deficit                                                 (55,284)
                                                                  -------------

       Total stockholders' deficit                                      (35,248)
                                                                  -------------

          Total liabilities and stockholders' deficit             $       5,904
                                                                  =============



                See accomapnying notes to financial stsatements.

                      EFFECTIVE SPORT NUTRITION CORPORATION


                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                     THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------       -------------------------------
                                                          2002               2001               2002               2001
                                                        ----------         ----------         ----------         ----------

Net revenues                                           $     2,596         $    3,825         $    8,207         $   13,587

Cost of goods sold                                           1,383              2,783              4,805             10,800
                                                       -----------         ----------         ----------         ----------

       Gross profit                                          1,213              1,042              3,402              2,787

Operating expenses
   Consulting services                                         ---                ---                ---             40,877
   Occupancy                                                   340                340              1,020              1,022
   Office expense                                              332                272              2,959                892
   Professional fees                                         4,881              2,500              9,981              2,500
   Taxes                                                       ---                534                ---                919
                                                        ----------         ----------         ----------         ----------

    Total operating expenses                                 5,553              3,646             13,960             46,210
                                                        ----------         ----------         ----------         ----------

Loss from operations                                        (4,340)            (2,604)           (10,558)           (43,423)

Interest income                                                  7                ---                  7                ---

Net loss from operations                                    (4,333)            (2,604)           (10,551)           (43,423)

Provision for income tax expense (benefit)                     ---                ---                ---                ---
                                                        ----------         ----------         ----------         ----------

Net loss/Comprehensive loss                             $   (4,333)        $   (2,604)        $  (10,551)        $  (43,423)
                                                        ==========         ==========         ==========         ==========

Pro forma net income (loss)/comprehensive
income (loss) per common share-- basic and
diluted                                                 $      ---         $      ---         $      ---         $      ---
                                                        ==========         ==========         ==========         ==========

Pro forma weighted average of common shares--
basic and diluted                                       12,184,000         12,184,000         12,184,000         12,135,360
                                                        ==========         ==========         ==========         ==========




                See accomapnying notes to financial stsatements.

                      EFFECTIVE SPORT NUTRITION CORPORATION


                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                           --------------------------------------
                                                                               2002                    2001
                                                                           ---------------        ---------------
Cash flows from operating activities
   Net loss                                                                $      (10,551)        $       (43,423)
   Adjustments  to  reconcile  net loss to net cash used in  operating activities
    Cost of services paid with common stock                                           ---                   6,377
    Expenses contributed by officer                                                  6,120                  1,022
    Changes in operating assets and liabilities
       Decrease in inventory                                                         1,200                  1,831
       Increase in accounts payable and accrued expenses                             4,483                    235
                                                                           ---------------        ---------------

          Net cash provided (used) by operating activities                           1,252                (33,958)

Cash flows from investing activities
   Net assets contributed by proprietorship,
       net of cash balances acquired                                                   ---                  1,331
                                                                           ---------------        ---------------

          Net cash provided (used) by investing activities                             ---                  1,331

Cash flows from financing activities
   Net advances (to)/from officer                                                     (671)                   ---
   Proceeds from issuance of common stock                                              ---                 33,500
                                                                           ---------------        ---------------

          Net cash provided by financing activities                                   (671)                33,500
                                                                           ---------------        ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                         581                    873

Cash, beginning of period                                                            3,852                  2,426
                                                                           ---------------        ---------------

Cash, end of period                                                        $         4,433        $         3,299
                                                                           ===============        ===============

Supplemental disclosure of cash flow information
    Income taxes paid                                                      $           ---        $           ---
                                                                           ===============        ===============
    Interest paid                                                          $           ---        $           ---
                                                                           ===============        ===============

                See accomapnying notes to financial stsatements.

                      EFFECTIVE SPORT NUTRITION CORPORATION


                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)

Note 1 - NATURE OF OPERATIONS

         Effective Sport Nutrition Corporation (the "Company"), a Nevada corporation, sells nutritional supplements and products. The Company was incorporated on March 1, 2001 and is located in Bismarck, North Dakota.


NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 and 2001. These financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 included in the Company's annual report on Form 10-KSB.


NOTE 3 - CONTINGENCIES

         The Company occupies office space within an officer's residence. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying statement of operations for the three and nine months ended September 30, 2002 and 2001.

         The Company's sales of nutritional supplements and products contain an unconditional money back guarantee. The Company represents that it has not had any history of returns that would be considered material to the accompanying financial statements.


NOTE 4 - 6% REDEEMABLE STOCK

         The Company's North Dakota stockholders were granted rescission rights by the North Dakota Securities Commissioner in connection with their purchases of the Company's common stock under its March 22, 2001 Private Placement Memorandum due to the Company's failure to timely file the Offering document with that state. As a result, the Company was fined $2,000 and would be required to return the North Dakota stockholders' investments, with interest computed at an annual rate of 6% from the date of their investments, should the stockholders (individually or in the aggregate) exercise these rights. Accordingly, these amounts have been separately stated on the Company's balance sheet pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and it's Financial Reporting Policy ("FRC"), P. 211.01. The total amount received by the Company from its North Dakota stockholders was $32,500. Interest accrued on this amount was approximately $3,000 through September 30, 2002. Management does not currently expect the North Dakota stockholders to exercise their rights.

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

Liquidity and Capital Resources. We had cash of $4,433 as at September 30, 2002. Our total assets were $5,904 as at September 30, 2002. Inventory represented $800 of our total current assets. We also had $671 in other assets. Our only internal source of capital includes revenues from our sales. Our revenues for the nine-month period ended September 30, 2002 were $8,207. Our only material commitments for capital expenditures are our day-to-day expenditures. The sources of funds for those day-to-day expenditures are our available cash and revenues generated. We believe that our available cash coupled with our revenues generated are sufficient to pay our day-to-day expenditures.

Our total liabilities were $5,652 as at September 30, 2002. As of that date, accounts payable and accrued expenses represented all of our total current liabilities. We also had a long term contingency of $35,500 for 6% redeemable stock as at September 30, 2002.

Results of Operations.

Revenues. We realized revenues of $8,207 from products that we sold during the nine months ended September 30, 2002, compared to revenues of approximately $13,587 for the nine months ended September 30, 2001. Our cost of goods sold for the nine months ended September 30, 2002 was $4,805, compared to $10,800 for the period ended September 30, 2001. Therefore, our gross profit for the nine months ended September 30, 2002 was $3,402, compared to $2,787 for the same period ended September 30, 2001. We believe that the increase in gross profit for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, was the result of our officers focusing their attention on our operations.

Operating Expenses. For the nine months ended September 30, 2002, our total operating expenses were approximately $13,960, compared to total expenses of approximately $46,210 for the nine months ended September 30, 2001. The decrease in those expenses was due primarily to the lesser amount paid in consulting fees during the nine months ended September 30, 2002, which was zero for that period, compared to $40,877 for the same period ended September 30, 2001. We also had $1,020 in occupancy expenses for the period ended September 30, 2002, compared to $1,022 for the same period ended September 30, 2001, and $2,959 in office expenses for the nine months ended September 30, 2002, compared to $892 in the same period ended September 30, 2001. We also had $9,981 in professional fees for the period ended September 30, 2002, compared to $2,500 for the same period ended September 30, 2001. Therefore, our net loss from operations was $10,558 for the nine months ended September 30, 2002, compared to a net loss of approximately $43,423 for the nine months ended September 30, 2001.

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

Our cash requirements are approximately $1,400 per month. In the opinion of management, available funds coupled with our expected resources will satisfy our working capital requirements through January 2003. We believe our officers will pay our expenses through the next twelve months if we have no other source of funds available to us, although they are not required to do so. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

We are not currently conducting any research and development activities, and do not anticipate conducting such activities in the near future unless we begin development of our proposed website. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.



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

                                         Effective Sport Nutrition Corporation,
                                         a Nevada corporation



November 19, 2002               By:      /s/ Dan Saunders
                                         --------------------------------------
                                         Dan Saunders
                                Its:     President, Treasurer, Director

CERTIFICATIONS

I, Dan Saunders, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Effective Sport Nutrition Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Dan Saunders
----------------------
Dan Saunders
Chief Executive Officer and
Chief Financial Officer